Form 10-K
period 1999-12-31
MORGAN JP COMMERCIAL MORT FIN CORP MOR PAS THR CE SE 1999-C7
filed 2000-04-06
CIK 1083890

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)    /X/ Annual Report pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934
                     for fiscal year ended December 31, 1999
                                       or
              / / Transition Report pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act 1934
            for the transaction period from __________to ___________

                        Commission File Number: 333-63589
                                                ---------

                  J.P. MORGAN COMMERCIAL MORTGAGE FINANCE CORP.
       (IN RESPECT OF MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1999-C7)
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                            133789046
  -----------------------------             ------------------
  (State or other jurisdiction              (I.R.S. Employer
  of incorporation or organization)         Identification No.)

         60 WALL STREET
          NEW YORK, NY                             10260
--------------------------------------      ------------------
(Address of Principal Executive Offices)          Zip Code

                                 (212) 648-3636
                              --------------------
               Registrant's telephone number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes / /  No /X/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                 Not Applicable.

Aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 1999.

                                 Not Applicable.

Number of shares of common stock outstanding as of December 31, 1999.

                                 Not Applicable.

Registrant has not been involved in bankruptcy proceedings during the proceeding five years, and is not reporting as a corporate issuer.

The following documents are incorporated by reference into this Form 10-K.

                                      None.

                  J.P. MORGAN COMMERCIAL MORTGAGE FINANCE CORP.
               MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1999-C7
              ----------------------------------------------------
                                    FORM 10-K

                                      INDEX


                                                                                                            PAGE
PART I.

         Item 1. Business....................................................................................4
         Item 2. Properties..................................................................................4
         Item 3. Legal Proceedings...........................................................................4
         Item 4. Submission of Matters to a Vote of Security Holders.........................................4

PART II.

         Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.......................4
         Item 6. Selected Financial Data.....................................................................5
         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.......5
         Item 8. Financial Statements and Supplementary Data.................................................5
         Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure........5

PART III.

         Item 10. Directors and Executive Officers of the Registrant........................................5
         Item 11. Executive Compensation....................................................................5
         Item 12. Security Ownership of Certain Beneficial Owners and Management............................5
         Item 13. Certain Relationships and Related Transactions............................................6

PART IV.

         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................6

         Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 of Registrants
            Which Have Not Registered Securities Pursuant to Section 12 of such Act.........................6

SIGNATURES..................................................................................................7

INDEX OF EXHIBITS...........................................................................................8


                                     PART I


Item 1. BUSINESS

This Annual Report on Form 10-K is being filed on behalf of J.P. Morgan Commercial Mortgage Finance Corp. (the "Registrant") by State Street Bank and Trust Company, solely in its capacity as trustee under a Pooling and Servicing Agreement dated as of April 1, 1999 (the "Pooling Agreement") among J.P. Morgan Commercial Mortgage Finance Corp. as depositor, Midland Loan Services, Inc. as master servicer and special servicer (the "Master Servicer"), and State Street Bank and Trust Company as trustee (the "Trustee").

Capitalized terms used herein and not otherwise defined shall have the respective meanings ascribed to such terms in the Pooling Agreement.

The information contained herein has been supplied to the Trustee by third parties without independent review or investigation by the Trustee and no representation or warranty of any kind is made by the Trustee with respect to such information.

The information called for by this item is omitted as it is not applicable to the Trust Fund. As used in this Annual Report on Form 10-K, "omitted" means that the response to the referenced item is omitted in reliance on the procedures outlined in numerous no-action letters issued by the Commission's Staff with respect to substantially similar trusts or certificates.

Item 2. PROPERTIES

Information regarding the Mortgaged Properties securing the Mortgage Loans has been set forth in the Prospectus Supplement relating to the Certificates. The Trust Fund created under the Pooling Agreement has or will acquire title to real estate only upon default of the related mortgages under the Mortgage Loans. The Trust Fund did not acquire any Mortgaged Property in connection with the foreclosure of a defaulted Mortgage Loan or otherwise.

The Annual Statement as to Compliance of the Master Servicer and the Special Servicer is annexed hereto as Exhibit 14(a)(1)(i). The Annual Independent Public Accountants' Report with respect to Midland Loan Services, Inc., as the Master Servicer and Special Servicer, is annexed hereto as Exhibit 14(a)(1)(ii).

Item 3. LEGAL PROCEEDINGS

The Registrant knows of no material pending legal proceedings involving either of (i) Mortgaged Properties or (ii) to the extent related to the Trust Fund, the Registrant, the Master Servicer, or the Trustee with respect to the Trust Fund other than ordinary routine litigation, if any, incidental to any of such parties duties under the Pooling Agreement and not material when taken as a whole.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or consent of the holders of the Certificates during the period covered by this report.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Presently, there is no established trading market for the Certificates known to the Registrant. As of March 16, 2000, there are an aggregate of fourteen (14) registered holders of all Classes of the Registrant's Mortgage Pass-Through Certificates, Series 1999-C7, including direct participants of the Depositing Trust Company ("DTC") but excluding

Cede & Co., DTC's nominee. The computation of the approximate number of holders is based upon the number of individual participants in a security position listing provided by DTC as of March 16, 2000.

Item 6. SELECTED FINANCIAL DATA

Omitted.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Omitted.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Omitted.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant knows of no changes or disagreements with accountants on accounting and financial disclosure with respect to the Trust Fund or the Certificates.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted.

Item 11. EXECUTIVE COMPENSATION

Omitted.

                                    PART III

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Information required by this item with respect to the security ownership of certain beneficial owners of the Certificates is annexed hereto as Exhibit 99.1.

(b)      Omitted.

(c) As of March 27, 2000, the Class NR Certificate constitutes the "Controlling Class" within the meaning and bearing the rights and limitations set forth in the Pooling Agreement, including without limitation the right to designate an entity to serve as Special Servicer under the Pooling Agreement and to advise the Special Servicer with respect to certain actions enumerated in the Pooling Agreement. Reference is hereby made in all respects to the Pooling Agreement for a complete description of the rights and limitations of the Controlling Class.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a)(1) FINANCIAL STATEMENTS

                  (i) The Statement of Compliance delivered by Midland Loan Services, Inc. as Master Servicer and Special Servicer under the Pooling Agreement is annexed hereto as Exhibit 14(a)(1)(i).

                  (ii) The Independent Accountant's Report of Ernst & Young LLP
            with respect to master servicing and special servicing by Midland Loan Services, Inc. is annexed hereto as Exhibit 14(a)(1)(ii).

           (a)(2) FINANCIAL STATEMENT SCHEDULES

           Omitted.

           (a)(3) EXHIBITS

           Unless otherwise indicated, the following exhibits required by Item 601 of Regulation S-K and previously furnished to the Commission as exhibits to a Report on Form 8-K, are incorporated into this Form 10-K by reference:

                  4. Pooling and Servicing Agreement dated as of April 1, 1999, by and among J.P. Morgan Commercial Mortgage Finance Corp., as depositor, Midland Loan Services, Inc. as master servicer and special servicer, and State Street Bank and Trust Company, as Trustee.

                  99.1*  Security Ownership of Certain Beneficial Owners.

           (b) The following Reports on Form 8-K were filed with the Commission by or on behalf of the Registrant with respect to the Certificates during the last quarter of the period covered by this report:

                  Report on Form 8-K dated October 15, 1999, reporting items 5 and 7.

                  Report on Form 8-K dated November 15, 1999, reporting items 5 and 7.

                  Report on Form 8-K dated December 15, 1999, reporting items 5 and 7.
------------------
*  Filed herewith

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 OF REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF SUCH ACT.

The Registrant has not sent an annual report or proxy material to the holders of its Certificates. The Registrant will not be sending an annual report or proxy materials to the holders of its Certificates subsequent to the filing of this Form 10-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      J.P. MORGAN COMMERCIAL MORTGAGE FINANCE
                                      CORP. (IN RESPECT OF ITS MORTGAGE
                                      PASS-THROUGH CERTIFICATES, SERIES
                                      1999-C7)

Dated:  April 6, 2000                 By:  State Street Bank and Trust Company,
                                              solely in its capacity as Trustee
                                              of the Trust Fund for the
                                              Registrant's Mortgage Pass-Through
                                              Certificates, Series 1999-C7 and
                                              not individually


                                  By: /s/ Daniel Scully
                                     ----------------------------------
                                     Daniel Scully, Assistant Secretary

                                INDEX OF EXHIBITS

EXHIBIT NO.       DESCRIPTION

14(a)(1)(i)       The Annual Statement of Compliance delivered by Midland Loan
                  Services, Inc., as Master Servicer and Special Servicer

14(a)(1)(ii)      The Independent Accountant's Report of Ernst & Young LLP with respect to master servicing and special servicing by Midland
                  Loan Services, Inc.

99.1 Security Ownership of Certain Beneficial Owners (with original principal balances)